Form 10-Q
period 2021-06-30
Alpha Capital Acquisition Co
filed 2021-08-13
CIK 1836547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.

ALPHA CAPITAL ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40080	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
1230 Avenue of the Americas
16
th
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of

August 13, 202
1, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ALPHA CAPITAL ACQUISITION COMPANY
Form
10-Q
For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPHA CAPITAL ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset—Cash	$876,701	$—
Prepaid expenses and other	315,151	—
Deferred offering costs	—	185,996

Total current assets	1,191,852	185,996
Prepaid expenses, non-current	152,260	—
Cash and investments held in Trust Account	230,023,961	—

Total Assets	$231,368,073	$185,996

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$12,860	$166,710
Due to related party	—	402
Promissory note—related party	—	45,000

Total current liabilities	12,860	212,112
Warrant liability	15,714,457	—
Deferred underwriting discount	8,050,000	—

Total liabilities	23,777,317	212,112
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,259,075 shares and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	202,590,750	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,740,925 shares and 0 shares issued and outstanding (excluding 20,259,075 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	274	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	5,793,959	24,425
Accumulated deficit	(794,802)	(51,116)

Total shareholders’ equity	5,000,006	(26,116)

Total Liabilities and Shareholders’ Equity	$231,368,073	$185,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$264,158	$560,286

Loss from operations	(264,158)	(560,286)
Other income (expense)
Interest earned on investments held in Trust Account	17,443	23,961
Change in fair value of warrant liability	1,237,424	361,253
Offering costs allocated to warrants	—	(568,614)

Total other income (expense), net	1,254,867	(183,400)

Net income (loss)	$990,709	$(743,686)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,529,167

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.17	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(51,116)	$(26,116)

Sale of Units in Initial Public Offering net of underwriter discount, offering costs and fair value of public warrants	23,000,000	2,300	—	—	207,475,252	—	207,477,552
Cash received in excess of fair value of private placement warrants	—	—	—	—	883,006	—	883,006
Net loss	—	—	—	—	—	(1,734,395)	(1,734,395)
Class A ordinary shares subject to possible redemption	(20,160,004)	(2,016)	—	—	(201,598,024)	—	(201,600,040)

Balance as of March 31, 2021	2,839,996	$284	5,750,000	$575	$6,784,659	$(1,785,511)	$5,000,007
Net income	—	—	—	—	—	990,709	990,709
Class A ordinary shares subject to possible redemption	(99,071)	(10)	—	—	(990,700)	—	(990,710)

Balance as of June 30, 2021	2,740,925	$274	5,750,000	$575	$5,793,959	$(794,802)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021
Cash flows from Operating Activities:
Net loss	$(743,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs allocated to warrants	568,614
Change in fair value of warrant liability	(361,253)
Interest earned on investments held in Trust Account	(23,961)
Changes in current assets and current liabilities:
Prepaid expenses and other	(467,411)
Accrued offering costs and expenses	32,146
Due to related party	(402)

Net cash used in operating activities	(995,953)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	225,400,000
Proceeds from private placement	7,000,000
Proceeds from promissory note to related party	125,000
Repayment of promissory note to related party	(170,000)
Payments of offering costs	(482,346)

Net cash provided by financing activities	231,872,654

Net change in cash	876,701
Cash, beginning of the period	—

Cash, end of the period	$876,701

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$8,050,000

Initial value of Class A ordinary shares subject to possible redemption	$202,684,400

Change in value of Class A ordinary shares subject to possible redemption	$(93,650)

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 10, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).
The Company’s sponsor is Alpha Capital Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).
Financing
The registration statement for the Company’s IPO was declared effective on February 18, 2021 (the “Effective Date”). On February 23, 2021, the Company consummated the IPO of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of the over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000, which is discussed in Note 4.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account, and working capital of approximately $1.2 million.
The Company’s liquidity needs up to February 23, 2021 were satisfied through payment from the Sponsor of $25,000 to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares (see Note 5), the loan under an unsecured promissory note from the Sponsor of $170,000, and payment of certain costs of the Company of $18,694 by an officer of the Company. The Company repaid the promissory note and the amount due to the officer in full in February 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the
foregoing
, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Cash and Investments Held in Trust Account
Investments held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, due to related party, and promissory note are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.
The fair value of Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. See Note 7 for additional information on assets and liabilities measured at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method
of income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary share is calculated by dividing the interest income earned on the Trust Account (totaling $17,443 and $23,961 for the three and six months ended June 30, 2021) by the weighted average number of Class A redeemable ordinary share outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for
Class B non-redeemable ordinary
share is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary share, by the weighted average number of
Class B non-redeemable ordinary
share outstanding for the period.
Class B non-redeemable ordinary
share includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Redeemable Class A ordinary shares
Numerator: earnings allocable to redeemable Class A ordinary shares
Interest earned from Trust Account	$17,443	$23,961

Net earnings	$17,443	$23,961

Denominator: weighted average redeemable Class A ordinary shares
Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Non-redeemable Class B ordinary shares
Numerator: net income (loss) minus redeemable net earnings
Net income (loss)	$990,709	$(743,686)
Redeemable net earnings	17,443	23,961

Non-redeemable net income (loss)	$973,266	$(767,647)

Denominator: weighted average non-redeemable Class B ordinary shares
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,529,167

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.17	$(0.14)

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ equity.
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
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
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
Note 4 — Private Placement
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

Note 5 — Related Party Transactions
Founder Shares
As of June 30, 2021, the Company temporarily issued to an officer of the Company, and subsequently assigned to the Sponsor, 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), with a consideration of $25,000, or approximately $0.004 per share, to cover certain offering and formation costs of the Company. In January 2021, the founder shares were assigned to the Sponsor for the same purchase price initially paid by the officer of the Company. The Founder Shares included an aggregate of up to 750,000 shares that were intended to be forfeited depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis,
approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on February 23, 2021, the 750,000 shares are no longer subject to forfeiture.
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
Promissory Note — Related Party
On December 11, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an officer of the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. On January 26, 2021 the Promissory Note was assigned to the Sponsor. The Promissory Note was non-interest bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. As of June 30, 2021 and December 31, 2020, there were no borrowing outstanding under the Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis
(“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no Working Capital Loans.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay its Sponsor or an affiliate thereof up to $55,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the Company’s management team and other expenses and obligations of the Sponsor. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred an aggregate amount of $142,500 and $285,289 of administrative service fees.

Note 6 — Recurring Fair Value Measurements
Cash and Investments Held in Trust Account
As of June 30, 2021, investment in the Company’s Trust Account consisted of $204 in cash and $230,023,757 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in
accordance with FASB ASC 320 “Investments — Debt and Equity
Securities”. Held-to-maturity treasury
securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Treasury Securities	$230,023,757	$—	$(5,559)	$230,018,198

	$230,023,757	$—	$(5,559)	$230,018,198

Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash in Trust Account	$204	$204	$—	$—
U.S. Treasury Securities held in Trust Account	230,023,757	230,023,757	—	—

	$230,023,961	$230,023,961	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$9,315,564	$9,315,564	$—	$—
Warrant Liability – Private Placement Warrants	6,398,893	—	—	6,398,893

	$15,714,457	$9,315,564	$—	$6,398,893

Initial Measurement
The estimated fair value of the Warrants on February 23, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per ordinary share equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at initial measurement:

Input	February 23, 2021 (Initial Measurement)
Expected term (years)	6.53
Expected volatility	14.5%
Risk-free interest rate	0.85%
Ordinary share price	$9.57
Subsequent Measurement
The fair value of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $9,315,564.
The estimated fair value of the Private Placement Warrants on June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per ordinary share equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021:

Input	June 30, 2021
Expected term (years)	6.16
Expected volatility	15.3%
Risk-free interest rate	1.07%
Ordinary share price	$9.71
The following table sets forth a summary of the changes in the fair value of the warrant liability (Level 3) for the six months ended June 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	16,075,710
Transfer out of Level 3 to Level 1	(9,315,564)

Change in value	(361,253)

Fair value as of June 30, 2021	$6,398,893

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There was a transfer out of Level 3 to Level 1 for the fair value of the Public Warrants when they began to trade separately from the Units during the six months ended June 30, 2021.
Note 7 — Commitments and Contingencies
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
Note 8 — Shareholders’ Equity
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020 there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 2,740,925 and 0 Class A ordinary shares issued and outstanding, excluding 20,259,075 and 0 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares (the “Founder Shares”) issued and outstanding. The Founder Shares included an aggregate of up to 750,000 shares that were intended to be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis,
approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on February 23, 2021, the 750,000 shares are no longer subject to forfeiture.
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

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Alpha Capital Acquisition Company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net income of $990,709, which consisted of $17,443 in interest earned on marketable securities held in the Trust Account and $1,237,424 in change in fair value of warrants, offset by $264,158 in formation and operating costs,
For the six months ended June 30, 2021, we had net loss of $743,686, which consisted of $560,286 in formation and operating costs and $568,614 in issuance costs allocated to the warrant liabilities, offset by $23,961 in interest earned on marketable securities held in the Trust Account and $361,253 in change in fair value of warrants.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.9 million in our operating bank account, and working capital of approximately $1.2 million.
Our liquidity needs up to February 23, 2021 were satisfied through payment from the Sponsor of $25,000 to cover our certain offering costs in exchange for the issuance of the founder shares, the loan under an unsecured promissory note from the Sponsor of $170,000, and payment of our certain costs of $18,694 by our officer. We repaid the promissory note and the amount due to the officer in full in February 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
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
The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method
of income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary share is calculated by dividing the interest income earned on the Trust Account (totaling $17,443 and $23,961 for the three and six months ended June 30, 2021) by the weighted average number of Class A redeemable ordinary share outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for
Class B non-redeemable ordinary
share is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary share, by the weighted average number of
Class B non-redeemable ordinary
share outstanding for the period.
Class B non-redeemable ordinary
share includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have
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
In connection with the restatement of our financial statements described below, our management re-evaluated,
with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the previously reported material weakness in our internal control over financial reporting related to the reclassification of the Company’s Public Warrants and Private Placement Warrants as derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form
10-Q
for the period ended March 31, 2021.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule
13a-15(f).
Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2021.
In connection with the reclassification of the Company’s Public Warrants and Private Placement Warrants as derivative liabilities, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021 because of a material weakness in our internal control over financial reporting described below related to the accounting for a related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that the financial statements included in this interim report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.
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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our final prospectus relating to the Initial Public Offering dated February 18, 2021 filed with the SEC on February 22, 2021 (the “Prospectus”) and in our quarterly report on Form
10-Q
for the three months ended March 31, 2021 (the “First Quarter 2021
10-Q”).
As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the First Quarter 2021
10-Q.
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In December 2020, an executive officer purchased 5,750,000 Class B ordinary shares for a capital contribution of $25,000, or approximately $0.004 per share. In January 2021, such 5,750,000 shares of the Company’s Class B ordinary shares were transferred to the Sponsor for the same purchase price initially paid by the executive officer of the Company, of which up to 750,0000 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On February 19, 2021, the underwriters exercised their over-allotment option in full; hence, the 750,000 Founder Shares are no longer subject to forfeiture and the Sponsor holds 5,750,000 Class B ordinary shares.
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

Substantially concurrently with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,000,000 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
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
August 13, 2021