Form 10-Q
period 2021-09-30
Alpha Capital Acquisition Co
filed 2021-11-12
CIK 1836547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.

ALPHA CAPITAL ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40080	98-1574856
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
10
, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ALPHA CAPITAL ACQUISITION COMPANY
Form
10-Q
For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
ALPHA CAPITAL ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$679,887	$—
Prepaid expenses and other	388,117	—
Deferred offering costs	—	185,996

Total current assets	1,068,004	185,996
Investments held in Trust Account	230,038,825	—

Total Assets	$231,106,829	$185,996

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$22,860	$166,710
Due to related party	—	402
Promissory note—related party	—	45,000

Total current liabilities	22,860	212,112
Warrant liabilities	10,379,994	—
Deferred underwriting discount	8,050,000	—

Total Liabilities	18,452,854	212,112

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575 (1)
Additional paid-in capital	—	24,425
Accumulated deficit	(17,346,600)	(51,116)

Total Shareholders’ Deficit	(17,346,025)	(26,116)

Total Liabilities and Shareholders’ Deficit	$231,106,829	$185,996

(1)
Included an aggregate of up to 750,000 Class B ordinary shares that were intended to be forfeited if the over-allotment option is not exercised in full or in part by the underwriters. In connection with the underwriters’ full exercise of their over-allotment option on February 23, 2021, the 750,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$286,108	$846,394

Loss from operations	(286,108)	(846,394)
Other income (expense)
Interest earned on investments held in Trust Account	14,864	38,825
Change in fair value of warrant liabilities	5,334,463	5,695,716
Offering costs allocated to warrants	—	(568,614)

Total other income, net	5,349,327	5,165,927

Net income	$5,063,219	$4,319,533

Weighted average shares outstanding of Class A ordinary shares	23,000,000	18,518,382

Basic and diluted net income per share, Class A ordinary shares	$0.18	$0.18

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,601,648

Basic and diluted net income per share, Class B ordinary shares	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine months Ended September 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(51,116)	$(26,116)
Cash received in excess of fair value of private placement warrants	—	—	—	—	883,006	—	883,006
Net loss	—	—	—	—	—	(1,734,395)	(1,734,395)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(907,431)	(21,615,017)	(22,522,448)

Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(23,400,528)	$(23,399,953)

Net income	—	—	—	—	—	990,709	990,709

Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(22,409,819)	$(22,409,244)

Net income	—	—	—	—	—	5,063,219	5,063,219

Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(17,346,600)	$(17,346,025)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash flows from Operating Activities:
Net income	$4,319,533
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocated to warrants	568,614
Change in fair value of warrant liabilities	(5,695,716)
Interest earned on investments held in Trust Account	(38,825)
Changes in operating assets and liabilities:
Prepaid expenses and other	(388,117)
Accrued offering costs and expenses	42,146
Due to related party	(402)

Net cash used in operating activities	(1,192,767)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	225,400,000
Proceeds from private placement	7,000,000
Proceeds from promissory note to related party	125,000
Repayment of promissory note to related party	(170,000)
Payments of offering costs	(482,346)

Net cash provided by financing activities	231,872,654

Net change in cash	679,887
Cash, beginning of the period	—

Cash, end of the period	$679,887

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$8,050,000

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 10, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).
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

The Company will have until 24 months from the closing of the IPO to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period
.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $1.0 million.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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

Note 2 — Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares and determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
Therefore, management concluded that the carrying value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results but a reclassification of

$27,315,600

from permanent equity (consisting of

$273

from Class A common stock,

$5,700,310
 f
rom additional paid-in capital and

$21,615,017
 f
rom accumulated deficit) to temporary equity at IPO, making all redeemable Class A ordinary shares presented as temporary equity at an aggregate redemption value of
$230,000,000.
The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
8-K
and the final prospectus filed by the Company with the SEC on March 1, 2021 and February 22, 2021, respectively. The balance sheet included in the Form
8-K
was revised in Note 2 of the Form
10-Q
filed by the Company with the SEC on May 28, 2021 due to the revised classification of the warrants as accounted for under ASC
815-40.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust Account
Investments held in Trust Account consist of United States Money Market and United States Treasury securities.
The Company classifies its United States Money Market as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets. The fair values of prepaid expenses and other, accounts payable and accrued expenses, due to related party, and promissory note are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic
480-10-S99
“Classification and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Earnings and losses are shared pro rata between the two classes of shares. The 18,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,050,575	$1,012,644	$3,316,362	$1,003,171

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	18,518,382	5,601,648
Basic and diluted net income per share	$0.18	$0.18	$0.18	$0.18
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of
the ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity.
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

Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
and Derivatives and Hedging — Contracts in Entity’ Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
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
Note 6 — Related Party Transactions
Founder Shares
As of September 30, 2021, the Company temporarily issued to an officer of the Company, and subsequently assigned to the Sponsor, 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), with a consideration of $25,000, or approximately $0.004 per share, to cover certain offering and formation costs of the Company. In January 2021, the founder shares were assigned to the Sponsor for the same purchase price initially paid by the officer of the Company. The Founder Shares included an aggregate of up to 750,000 shares that were intended to be forfeited depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis,
approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on February 23, 2021, the 750,000 shares are no longer subject to forfeiture.

The Sponsor, and certain officers of the Company, have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property (the
“Lock-up”).
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
Promissory Note — Related Party
On December 11, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an officer of the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. On January 26, 2021 the Promissory Note was assigned to the Sponsor. The Promissory
Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. As of September 30, 2021 and December 31, 2020, there were $0 and $45,000, respectively, outstanding under the Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest
basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no Working Capital Loans.
Administrative Service Fee
Commencing on the date of the IPO, the Company began paying its Sponsor or an affiliate thereof up to $55,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the Company’s management team and other expenses and obligations of the Sponsor. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company incurred an aggregate amount of $155,850 and $473,539 of administrative service fees.
Note 7 — Recurring Fair Value Measurements
Investments Held in Trust Account
As of September 30, 2021, investment in the Company’s Trust Account consisted of $613 in U.S. Money Market and $230,038,212 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	$230,038,212	$—	$(4,218)	$230,033,994

	$230,038,212	$—	$(4,218)	$230,033,994

Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$613	$613	$—	$—
U.S. Treasury Securities held in Trust Account	230,038,212	230,038,212	—	—

	$230,038,825	$230,038,825	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$6,325,000	$6,325,000	$—	$—
Warrant Liability – Private Placement Warrants	4,054,994	—	—	4,054,994

	$10,379,994	$6,325,000	$—	$4,054,994

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.
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
The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at initial measurement:

Input	February 23, 2021 (Initial Measurement)
Expected term (years)	6.53
Expected volatility	14.5%
Risk-free interest rate	0.85%
Ordinary share price	$9.57
Dividend yield	0.00%

Subsequent Measurement
The fair value of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $6,325,000.
The estimated fair value of the Private Placement Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per ordinary share equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

Input	September 30, 2021
Expected term (years)	6.21
Expected volatility	10.7%
Risk-free interest rate	1.19%
Ordinary share price	$9.73
Dividend yield	0.00%
The following table sets forth a summary of the changes in the fair value of the warrant liability (Level 3) for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liabilities upon issuance at IPO	16,075,710
Change in fair value	876,171

Fair value as of March 31, 2021	$16,951,881
Transfer out of Level 3 to Level 1	(9,315,564)
Change in fair value	(1,237,424)

Fair value as of June 30, 2021	$6,398,893
Change in fair value	(2,343,899)

Fair value as of September 30, 2021	$4,054,994

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There was a transfer out of Level 3 to Level 1 for the fair value of the Public Warrants when they began to trade separately from the Units during the nine months ended September 30, 2021.
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
Note 9 — Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic
480-10-S99
“Classification and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,958,716)
Class A ordinary shares issuance costs	(12,563,732)

Plus:
Accretion of carrying value to redemption value	22,522,448

Class A ordinary shares subject to possible redemption	$230,000,000

Note 10 — Shareholders’ Equity
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020 there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares (the “Founder Shares”) issued and outstanding. The Founder Shares included an aggregate of up to 750,000 shares that were intended to be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder

Shares will equal,
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
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
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

Results of Operations
Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended September 30, 2021, we had net income of $5,063,219, which consisted of $14,864 in interest earned on marketable securities held in the Trust Account and $5,334,463 in change in fair value of warrants, offset by $286,108 in formation and operating costs.
For the nine months ended September 30, 2021, we had net income of $4,319,533, which consisted of $38,825 in interest earned on marketable securities held in the Trust Account and $5,695,716 in change in fair value of warrants, offset by $846,394 in formation and operating costs and $568,614 in issuance costs allocated to the warrant liabilities.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $0.7 million in our operating bank account, and working capital of approximately $1.0 million.
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
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic

480-10-S99

“Classification and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 18,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Background and Remediation of Material Weakness – Technical Accounting Related to Derivative Accounting
In connection with the reclassification of the Company’s Public Warrants and Private Placement Warrants as derivative liabilities, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of February 23, 2021, March 31, 2021 and June 30, 2021 because of a material weakness in our internal control over financial reporting described below related to the accounting for a related to the warrants we issued in connection with our Initial Public Offering.
In connection with the reclassification of the Company’s Public Warrants and Private Placement Warrants as derivative liabilities, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering.
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified as of February 23, 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the our personnel and third-party professionals with whom management consults regarding complex accounting applications. We determined that the material weakness has been remediated as of September 30, 2021. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In December 2020, an executive officer purchased 5,750,000 Class B ordinary shares for a capital contribution of $25,000, or approximately $0.004 per share. In January 2021, such 5,750,000 shares of the Company’s Class B ordinary shares were transferred to the Sponsor for the same purchase price initially paid by the executive officer of the Company, of which up to 750,000 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On February 19, 2021, the underwriters exercised their over-allotment option in full; hence, the 750,000 Founder Shares are no longer subject to forfeiture and the Sponsor holds 5,750,000 Class B ordinary shares.
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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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
Dated: November 12, 2021