Form 10-Q/A
period 2021-09-30
Alpha Capital Acquisition Co
filed 2021-12-28
CIK 1836547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
As of November 10, 2021,
23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Alpha Capital Acquisition Company, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Alpha Capital Acquisition Company as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “First Amended Filing”).
On November 12, 2021, Alpha Capital Acquisition Company (the “Company”) filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 23, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated
the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in a revision to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 23, 2021 (the “Post IPO Balance Sheet”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021, and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form
10-Q/A.
The restatement does not (whether or not the change has impact is a known fact) have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Quarterly Report on Form
10-Q/A.

i

ALPHA CAPITAL ACQUISITION COMPANY
Form
10-Q/A
For the Quarter Ended September 30, 2021

ii

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
ALPHA CAPITAL ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$679,887	$—
Prepaid expenses and other	388,117	—
Deferred offering costs	—	185,996

Total current assets	1,068,004	185,996
Investments held in Trust Account	230,038,825	—

Total Assets	$231,106,829	$185,996

Liabilities, Redeemable Shares, and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$22,860	$166,710
Due to related party	—	402
Promissory note—related party	—	45,000

Total current liabilities	22,860	212,112
Warrant liabilities	10,379,994	—
Deferred underwriting discount	8,050,000	—

Total Liabilities	18,452,854	212,112

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares and 0 shares at $10 per share redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575 (1)
Additional paid-in capital	—	24,425
Accumulated deficit	(17,346,600)	(51,116)

Total Shareholders’ Deficit	(17,346,025)	(26,116)

Total Liabilities, Redeemable Shares, and Shareholders’ Deficit	$231,106,829	$185,996

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

.
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000, which is discussed in Note

.
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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $
10.00
per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.00
 per Public Share, due to reductions in the value of trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $
10.00
per public share. In such event, the Company may not be able to complete the initial Business Combination, and holders would receive such lesser amount per share in connection with any redemption of the Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $1.0 million.
The Company’s liquidity needs up to February 23, 2021 were satisfied through payment from the Sponsor of $25,000 to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares (see Note
5
), the loan under an unsecured promissory note from the Sponsor of $170,000, and payment of certain costs of the Company of $18,694 by an officer of the Company. The Company repaid the promissory note and the amount due to the officer in full in February 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note
5
). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on February 22, 2021 and the audited financial statements and notes thereto included in the Form
8-K/A
filed by the Company with the SEC on December 23, 2021.

Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $
10.00 per Class A ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares and determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
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
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results but a reclassification of

$27,315,600

from permanent equity (consisting of

$273
 from Class A common stock, $
5,700,310
 f
rom additional paid-in capital and

$21,615,017
 f
r
o
m accumulated deficit) to temporary equity at IPO, making all redeemable Class A ordinary shares presented as temporary equity at an aggregate redemption value of
$230,000,000.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	$201,600,040	$28,399,960	$230,000,000
Class A ordinary shares	284	(284)	—
Additional paid-in capital	6,784,659	(6,784,659)	—
Accumulated deficit	$(1,785,511)	$(21,615,017)	$(23,400,528)
Statement of Operations for the three months ended March 31, 2021
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.06)	$(0.06)
Basic and diluted net loss per share, Class B ordinary shares	$(0.33)	$0.27	$(0.06)
Statement of Shareholders’ Equity for the three months ended March 31, 2021
Class A ordinary shares subject to possible redemption	$(201,600,040)	$201,600,040	$—
Accretion of Class A ordinary shares to possible redemption amount	$—	$(22,522,448)	$(22,522,448)
Statement of Cash Flows for the three months March 31, 2021
Initial value of Class A ordinary shares subject to possible redemption	$202,684,400	$(202,684,400)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(1,084,360)	$1,084,360	$—
Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	$202,590,750	$27,409,250	$230,000,000
Class A ordinary shares	274	(274)	—
Additional paid-in capital	5,793,959	(5,793,959)	—
Accumulated deficit	$(794,802)	$(21,615,017)	$(22,409,819)
Statement of Operations for the three months ended June 30, 2021
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$0.03	$0.03
Basic and diluted net income per share, Class B ordinary shares	$0.17	$(0.14)	$0.03
Statement of Operations for the six months ended June 30, 2021
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.03)	$(0.03)
Basic and diluted net loss per share, Class B ordinary shares	$(0.14)	$0.11	$(0.03)
Statement of Shareholders’ Equity for the three months ended June 30, 2021
Class A ordinary shares subject to possible redemption	$(990,710)	$990,710	$—
Statement of Shareholders’ Equity for the six months ended June 30, 2021
Class A ordinary shares subject to possible redemption	$(202,590,750)	$202,590,750	$—
Accretion of Class A ordinary shares to possible redemption amount	$—	$(22,522,448)	$(22,522,448)
Statement of Cash Flows for the six months ended June 30, 2021
Initial value of Class A ordinary shares subject to possible redemption	$202,684,400	$(202,684,400)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(93,650)	$93,650	$—

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
6
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

Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Earnings and losses are shared pro rata between the two classes of shares. The 18,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to comput
e
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
Promissory Note — Related Party
On December 11, 2020, the Company issued an unsecured promissory note (the “P
r
omissory Note”) to an officer of the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. On January 26, 2021 the Promissory Note was assigned to the Sponsor. The Promissory
Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. As of September 30, 2021 and December 31, 2020, there were $0 and $45,000, respectively, outstanding under the Promissory Note.
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
Note 6 — Recurring Fair Value Measurements
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

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	$230,038,212	$—	$(4,218)	$230,033,994

	$230,038,212	$—	$(4,218)	$230,033,994

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
The estimated fair value of the Private Placement Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per ordinary share equ
a
ls or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
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
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
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

Note 9 — Shareholders’ Equity
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
The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that ad
d
itional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the restatement discussed in Note 2.
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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report
on Form 10-Q/A includes
forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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
Item 4. Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q/A
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
It is noted that the
non-cash
adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the First Quarter 2021
10-Q,
except as described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). After consideration of the guidance in the SEC Staff Statement, the Company concluded that, in light of the SEC Staff Statement, it was appropriate to revise the previously issued balance sheet as of February 23, 2021. As part of such process, the Company identified a material weakness in its internal control over financial reporting related to the accounting treatment of the warrants due to a failure to correctly apply the complex accounting standards that apply to the Company’s financial statements. This material weakness was remediated during the fiscal quarter ended September 30, 2021.
In addition, in connection with the preparation of the Company’s financial statements as of September 30, 2021, management re-evaluated
the classification of the redeemable Class A ordinary shares. The Board, in consultation with management and upon the recommendation of the audit committee of the Board, concluded that the previously issued financial statements as of February 23, 2021 and for the for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 should be restated to report all Class A ordinary shares as temporary equity. As part of such process, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021, due to a failure to correctly apply the complex accounting standards that apply to the Company’s financial statements, including with respect to certain complex equity instruments and equity linked instruments, which resulted in the material weakness in the Company’s internal control over financial reporting. See Note 2 for additional information regarding the restatement and the related financial statement effects.
Management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of the Company’s internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
The material weakness relating to warrant accounting was remediated during the fiscal quarter ended September 30, 2021. The Company has taken a number of measures to remediate the material weakness relating to classification of the Class A ordinary shares; however, if the Company is unable to remediate its material weakness in a timely manner, or if the Company identifies additional material weaknesses, it may be unable to provide required financial information in a timely or reliable manner and it may materially incorrectly report financial information. Likewise, if the Company’s financial statements are not filed on a timely basis as a public company, it could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which could result in a material adverse effect on the Company’s business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect the Company’s reputation or investor perceptions of the Company, which could have a negative effect on the trading price of the Company’s securities. In addition, the Company may incur additional costs to remediate the material weakness in its internal control over financial reporting.
The Company can give no assurance that the measures it has taken and plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.
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
Dated: December 28, 2021