Form 10-Q
period 2022-03-31
Alpha Capital Acquisition Co
filed 2022-05-13
CIK 1836547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ALPHA CAPITAL ACQUISITION COMPANY
Form
10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
ALPHA CAPITAL ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Current assets:
Cash	$69,403	$392,469
Prepaid expenses and other	323,106	314,751

Total current assets	392,509	707,220
Investments held in Trust Account	230,080,297	230,055,287

Total Assets	$230,472,806	$230,762,507

Liabilities, Redeemable Shares, and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$2,003,007	$1,116,831
Promissory note—related party	150,000	—

Total current liabilities	2,151,007	1,116,831
Derivative warrant liabilities	10,796,802	15,365,022
Deferred underwriting discount	8,050,000	8,050,000

Total Liabilities	20,999,809	24,531,853

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10 per share redemption value at March 31, 2022 and December 31, 2021	230,000,000	230,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(20,527,578)	(23,769,921)

Total Shareholders’ Deficit	(20,527,003)	(23,769,346)

Total Liabilities, Redeemable Shares, and Shareholders’ Deficit	$230,472,806	$230,762,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$1,350,887	$296,128

Loss from operations	(1,350,887)	(296,128)

Other income (expense)
Interest earned on investments held in Trust Account	25,010	6,518
Change in fair value of derivative warrant liabilities	4,568,220	(876,171)
Offering costs allocated to warrants	—	(568,614)

Total other income (expense), net	4,593,230	(1,438,267)

Net income (loss)	$3,242,343	$(1,734,395)

Weighted average shares outstanding of Class A ordinary shares	23,000,0000	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$(0.06)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,308,333
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNUAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,750,000	$575	$—	$(23,769,921)	$(23,769,346)
Net incom e	—	—	—	3,242,343	3,242,343

Balance as of March 31, 2022	5,750,000	$575	$—	$(20,527,578)	$(20,527,003)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	5,750,000	$575	$24,425	$(51,116)	$(26,116)
Cash received in excess of fair value of private placement warrant s	—	—	883,006	—	883,006
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	(907,431)	(21,615,017)	(22,522,448)
Net loss	—	—	—	(1,734,395)	(1,734,395)

Balance as of March 31, 2021	5,750,000	$575	$—	$(23,400,528)	$(23,399,953)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash flows from Operating Activities:
Net income (loss)	$3,242,343	$(1,734,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs allocated to warrants	—	568,614
Change in fair value of derivative warrant liabilities	(4,568,220)	876,171
Interest earned on investments held in Trust Account	(25,010)	(6,518)
Changes in operating assets and liabilities:
Prepaid expenses and other	(8,335)	(459,940)
Accrued offering costs and expenses	886,176	48,786
Due to related party	—	(402)

Net cash used in operating activities	(473,046)	(707,684)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash flows from Financing Activities:
Proceeds from promissory note to related party	150,000	125,000
Proceeds from Initial Public Offering, net of underwriters’ fees	—	225,400,000
Proceeds from private placement	—	7,000,000
Repayment of promissory note to related party	—	(170,000)
Payments of offering costs	—	(482,346)

Net cash provided by financing activities	150,000	231,872,654

Net change in cash	(323,066)	1,164,970
Cash, beginning of the period	392,469	—

Cash, end of the period	$69,403	$1,164,970

Supplemental disclosure of noncash financing activity:
Deferred underwriting commissions charged to additional paid-in capital	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 10, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company will generate non-operating income in the
form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).
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
The Sponsor, officers and directors have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination, and (b) waive their redemption rights with respect to their Founder Shares and Public
Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (c) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the Combination Period and (d) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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
Liquidity and Going Concern
As of March 31, 2022, the Company had $69,403 in its operating bank account and working capital deficit of $1,758,498.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On March 4, 2022, the Company issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The promissory note was non-interest bearing
and payable on the earlier of (i) June 30, 2022 or (ii) the date on which the Company consummates a Business Combination. As of March 31, 2022, there was $150,000 outstanding under the note.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s offices and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update
(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 23, 2023, the scheduled liquidation date of the Company, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to alleviate the above doubt through the completion of a Business Combination prior to February 23, 2023.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 as filed with the SEC on March 24, 2022, as well as the Company’s Current Reports on Form
8-K.
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

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations. Prior to January 13, 2022, the Trust Account consisted of both cash and Treasury Securities. Starting from January 13, 2022, all assets held in the Trust Account were held in money market funds.
The Company classifies its investment in money market funds as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in trust interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets. The fair values of prepaid expenses and other, due from related party, due from sponsor, accrued offering costs and expenses, and promissory note – related party are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments, except for the derivative warrant liabilities.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”)
Topic 480-10-S99 “Classification
and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. Earnings and losses are shared pro rata between the two classes of shares. The 18,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,593,874	$648,469	$(1,409,164)	$(325,231)
Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,308,333
Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$(0.06)	$(0.06)

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

Note 5 — Related Party Transactions
Founder Shares
On December 11, 2020, the Company temporarily issued to an officer of the Company, and subsequently assigned to the Sponsor, 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), with a consideration of $25,000, or approximately $0.004 per share, to cover certain offering and formation costs of the Company. In January 2021, the founder shares were assigned to the Sponsor for the same purchase price initially paid by the officer of the Company. The Founder Shares included an aggregate of up to 750,000 shares that were intended to be forfeited depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on February 23, 2021, the 750,000 shares are no longer subject to forfeiture.
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
Promissory Note — Related Party
On December 11, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an officer of the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. On January 26, 2021 the Promissory Note was assigned to the Sponsor. The Promissory Note was non-interest bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. As of December 31, 2021, there was $0 outstanding under the Promissory Note. The facility is no longer available
.
On March 4, 2022, the Company issued a second unsecured promissory note in the amount of up to $500,000 to the Sponsor. The promissory note was non-interest bearing
and payable on the earlier of (i) June 30, 2022 or (ii) the date on which the Company consummates a Business Combination. As of March 31, 2022, there was $150,000 outstanding under the note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest
basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no Working Capital Loans.
Administrative Service Fee
Commencing on the date of the IPO, the Company began paying its Sponsor or an affiliate thereof up to $55,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the Company’s management team and other expenses and obligations of the Sponsor. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred an aggregate amount of $155,850 and $142,789, respectively, of administrative service fees.

Note 6 — Recurring Fair Value Measurements
Investments held in Trust Account
As of March 31, 2022, investment in the Company’s Trust Account consisted of money market funds investing in United States Treasury securities. All of the Company’s investments held in the Trust Account at March 31, 2022 are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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

Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,080,297	$230,080,297	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$6,626,300	$6,626,300	$—	$—
Warrant Liability – Private Placement Warrants	4,170,502	—	—	4,170,502

Total	$10,796,802	$6,626,300	$—	$4,170,502

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$613	$613	$—	$—
U.S. Treasury Securities held in Trust Account	230,054,674	230,054,674	—	—

	$230,055,287	$230,055,287	$—	$—

Liabilities
Warrant Liability – Public Warrants	$9,200,000	$9,200,000	$—	$—
Warrant Liability – Private Placement Warrants	6,165,022	—	—	6,165,022

Total	$15,365,022	$9,200,000	$—	$6,165,022

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
Subsequent Measurement
The fair value of the Public Warrants at March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022 and December 31, 2021, the aggregate value of Public Warrants was $6,626,300 and $9,200,000.
The estimated fair value of the Private Placement Warrants on March 31, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per ordinary share equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Expected term (years)	5.20	5.46
Expected volatility	8.1%	14.2%
Risk-free interest rate	2.41%	1.30%
Ordinary share price	$9.94	9.86
Dividend yield	0.00%	0.00%
The following table sets forth a summary of the changes in the fair value of the warrant liability (Level 3) for the three months ended March 31, 2022:

Warrant Liability

Fair value as of January 1, 2022	$6,165,022
Change in fair value	(1,994,520)

Fair value as of March 31, 2022	$4,170,502

The following table sets forth a summary of the changes in the fair value of the warrant liability (Level 3) for the three months ended March 31, 2021:

Warrant Liability

Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	16,075,710
Change in fair value	876,171

Fair value as of March 31, 2021	$16,951,881

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between fair value levels for the three months ended March 31, 2022 or 2021.
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
Business Combination Agreement
On November 16, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among Alpha Capital Holdco Company, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”), Alpha Merger Sub I Company, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“First Merger Sub”), Alpha Merger Sub II Company, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“Second Merger Sub” and, together with First Merger Sub, the “SPAC Merger Subs”), Alpha Merger Sub III Company, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“Third Merger Sub” and, together with SPAC Merger Subs, the “Merger Subs”), Semantix Tecnologia em Sistema de Informação S.A., a sociedade anônima organized under the laws of Brazil (“Semantix”), and the Company. Each of New PubCo, the Merger Subs, the Company and SPAC will individually be referred to herein as a “Party” and, collectively, as the “Parties.”
Pursuant to the Business Combination Agreement, the Parties have agreed that, on the terms and subject to the conditions set forth in the Business Combination Agreement, (i) prior to the closing, Semantix shareholders will contribute their shares of Semantix into a newly incorporated entity in the Cayman Islands (“Newco”) in exchange for ordinary shares of Newco (“Newco Ordinary Shares”) and (ii) on the closing date, substantially concurrently with and immediately after the closing of the PIPE investment, (A) First Merger Sub shall be merged with and into the Company (the “First Merger”), with the Company surviving as a direct wholly owned subsidiary of New PubCo, (B) immediately following the First Merger, the Company, as successor in the First Merger, shall be merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “SPAC Mergers”), with Second Merger Sub surviving as a direct wholly owned subsidiary of New PubCo, and (C) as soon as practicable following the Second Merger, Third Merger Sub shall be merged with and into Newco (the “Newco Merger” and, together with the SPAC Merger, the “Mergers”) with Newco surviving as a direct wholly owned subsidiary of New PubCo.
On April 13, 2022, the Company entered into an amendment to the Business Combination Agreement dated as of November 16, 2021 (the “BCA Amendment”). Pursuant to the BCA Amendment, the Business Combination Agreement was revised to correct certain scrivener’s errors contained in the Business Combination Agreement, the form of Shareholders Agreement and the form of A&R Registration Rights Agreement. In addition, the BCA Amendment also revised the list of Semantix shareholders that would be eligible to receive the Semantix Earn-Out Shares upon the achievement of certain price targets described in the Business Combination Agreement.
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”)
Topic 480-10-S99 “Classification
and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,958,716)
Class A ordinary shares issuance costs	(12,563,732)

Plus:
Accretion of carrying value to redemption value	22,522,448

Class A ordinary shares subject to possible redemption	$230,000,000

Note 9 — Shareholders’ Deficit
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021 there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares (the “Founder Shares”) issued and outstanding. The Founder Shares included an aggregate of up to 750,000 shares that were intended to be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis,
approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on February 23, 2021, the 750,000 shares are no longer subject to forfeiture.
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
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described under Note 7, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Alpha Capital Acquisition Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Overview
We are a blank check company incorporated on December 10, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the technology sector, primarily in Latin America. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
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

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, 1,758,498 which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

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
In November 2021, Alpha entered into a definitive agreement for a business combination with Semantix Tecnologia em Sistema da Informação S.A. (“Semantix”), a data analytics company located in Brazil. Founded in 2010, with operations across Latin America and in the United States, Semantix offers proprietary data solutions as a service (“SaaS”) and third-party software licenses together with complementary artificial intelligence (“AI”) and data analytics services to enable companies to manage data effectively using Semantix’s tools to extract business insights and apply AI automation. Semantix serves over 300 companies across a broad range of sectors, including finance, retail, telecommunications, healthcare, industrials and agribusiness, among others, serving a varied client portfolio of all sizes, from small businesses to large enterprises. The transaction is subject to approval of Alpha’s shareholders and other customary closing conditions.
Results of Operations
Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had net income of $3,242,343, which consisted of $25,010 in interest earned on marketable securities held in the Trust Account and $4,568,220 in change in fair value of warrants, offset by $1,350,887 in formation and operating costs.
For the three months ended March 31, 2021, we had net loss of $1,734,395, which consisted of $296,128 in formation and operating costs, $876,171 in change in fair value of warrants, and $568,614 in offering costs allocated to warrants, offset by $6,518 in interest earned on marketable securities held in the Trust Account.
Liquidity and Going Concern
As of March 31, 2021, we had $69,403 in our operating bank account, and working capital deficit of $1,758,498.
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
On March 4, 2022, we issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The promissory note was non-interest bearing
and payable on the earlier of (i) June 30, 2022 or (ii) the date on which the Company consummates a Business Combination. As of March 31, 2022, there was $150,000 outstanding under the note.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our offices and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. However, in connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update
(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through February 23, 2023, the scheduled liquidation date if we do not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should us be unable to continue as a going concern. Management plans to alleviate the above doubt through the completion of a Business Combination prior to February 23, 2023.
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
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.
Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic
480-10-S99
“Classification and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed
balance sheets.
Net Income (Loss) Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 18,500,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.

Off-Balance Sheet Arrangements
As of March 31, 2022, we did
not have any off-balance sheet arrangements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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
Dated: May 13, 2022