Form 10-Q
period 2022-06-30
Alpha Capital Acquisition Co
filed 2022-08-12
CIK 1836547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
16th Floor
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
of the Exchange Act).    Yes
☒
No  ☐
As of August
2
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ALPHA CAPITAL ACQUISITION COMPANY
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALPHA CAPITAL ACQUISITION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash	$16,520	$392,469
Prepaid expenses and other	233,168	314,751

Total current assets	249,688	707,220
Investments held in Trust Account	230,390,952	230,055,287

Total Assets	$230,640,640	$230,762,507

Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$3,795,356	$1,116,831
Due to related party	107,295	—
Promissory note—related party	150,000	—

Total current liabilities	4,052,651	1,116,831
Derivative warrant liabilities	4,856,442	15,365,022
Deferred underwriting discount	—	8,050,000

Total Liabilities	8,909,093	24,531,853

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at approximately $10.02 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	230,390,952	230,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,659,980)	(23,769,921)

Total Shareholders’ Deficit	(8,659,405)	(23,769,346)

Total Liabilities, Redeemable Shares, and Shareholders’ Deficit	$230,640,640	$230,762,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$2,042,465	$264,158	$3,393,352	$560,286

Loss from operations	(2,042,465)	(264,158)	(3,393,352)	(560,286)

Other income (expense)
Interest earned on investments held in Trust Account	310,655	17,443	335,665	23,961
Change in fair value of derivative warrant liabilities	5,940,360	1,237,424	10,508,580	361,253
Debt forgiveness income	8,050,000	—	8,050,000	—
Offering costs allocated to warrants	—	—	—	(568,614)

Total other income (expense), net	14,301,015	1,254,867	18,894,245	(183,400)

Net income (loss)	$12,258,550	$990,709	$15,500,893	$(743,686)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.43	$0.03	$0.54	$(0.03)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,529,167
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.43	$0.03	$0.54	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,750,000	$575	$—	$(23,769,921)	$(23,769,346)
Net income	—	—	—	3,242,343	3,242,343

Balance as of March 31, 2022 (unaudited)	5,750,000	575	—	(20,527,578)	(20,527,003)

Accretion for Class A ordinary shares to redemption amount				(390,952)	(390,952)
Net income	—	—	—	12,258,550	12,258,550

Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$—	$(8,659,980)	$(8,659,405)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	5,750,000	$575	$24,425	$(51,116)	$(26,116)
Cash received in excess of fair value of private placement warrants		—	883,006	—	883,006
Accretion for Class A ordinary shares to redemption amount		—	(907,431)	(21,615,017)	(22,522,448)
Net loss	—	—	—	(1,734,395)	(1,734,395)

Balance as of March 31, 2021 (unaudited)	5,750,000	575	—	(23,400,528)	(23,399,953)
Net income	—	—	—	990,709	990,709

Balance as of June 30, 2021 (unaudited)	5,750,000	$575	$—	$(22,409,819)	$(22,409,244)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$15,500,893	$(743,686)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs allocated to warrants	—	568,614
Change in fair value of derivative warrant liabilities	(10,508,580)	(361,253)
Debt forgiveness income	(8,050,000)	—
Interest earned on investments held in Trust Account	(335,665)	(23,961)
Changes in operating assets and liabilities:
Prepaid expenses and other	81,583	(467,411)
Accrued offering costs and expenses	2,678,525	32,146
Due to related party	107,295	(402)

Net cash used in operating activities	(525,949)	(995,953)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash flows from Financing Activities:
Proceeds from promissory note to related party	150,000	125,000
Proceeds from Initial Public Offering, net of underwriters’ fees	—	225,400,000
Proceeds from private placement	—	7,000,000
Repayment of promissory note to related party	—	(170,000)
Payments of offering costs	—	(482,346)

Net cash provided by financing activities	150,000	231,872,654

Net change in cash	(375,949)	876,701
Cash, beginning of the period	392,469	—

Cash, end of the period	$16,520	$876,701

Supplemental disclosure of noncash financing activity:

Deferred underwriting commissions charged to additional paid-in capital	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA CAPITAL ACQUISITION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 10, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company will generate non-operating income in the
form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).
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
Transaction costs amounted to $13,132,346 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $482,346 of other offering costs. On May 19, 2022, the underwriters waived the deferred underwriting discount of $8,050,000, and thus the Company no longer owed such amount to the underwriters. The Company recorded a debt forgiveness income of $8,050,000 during the three and six months ended June 30, 2022.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $16,520 in its operating bank account and working capital deficit of $3,802,963.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On March 4, 2022, the Company issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The promissory note was non-interest
bearing and payable on the earlier of (i) June 30, 2022 or (ii) the date on which the Company consummates a Business Combination. In June 2022, the Company amended the promissory note agreement to extend the maturity date to the earlier of (i) July 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of June 30, 2022, there was $150,000 outstanding under the note.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 23, 2023, the scheduled liquidation date of the Company, if it does not complete a Business Combination prior to such date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to alleviate the above doubt through the completion of a Business Combination prior to February 23, 2023.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the six months ended June 30, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations. Prior to January 13, 2022, the Trust Account consisted of both cash and Treasury Securities. Starting from January 13, 2022, all assets held in the Trust Account were held in money market funds.
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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets. The fair values of prepaid expenses and other, due from related party, due from sponsor, accrued offering costs and expenses, and promissory note – related party are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments, except for the derivative warrant liabilities.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”)
Topic 480-10-S99 “Classification
and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.
Net Income (Loss) Per Ordinary Share
The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. Earnings and losses are shared pro rata between the two classes of shares. The 18,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$9,806,840	$2,451,710	$12,400,714	$3,100,179
Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.43	$0.43	$0.54	$0.54

	For the three months ended June 30, 2021		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$792,567	$198,142	$(599,554)	$(144,132)
Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,529,167
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.03)	$(0.03)
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
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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
Promissory Note — Related Party
On December 11, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an officer of the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. On January 26, 2021 the Promissory Note was assigned to the Sponsor. The Promissory Note was non-interest bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the IPO. As of December 31, 2021, there was $0 outstanding under the Promissory Note. The facility is no longer available.

On March 4, 2022, the Company issued a second unsecured promissory note in the amount of up to $500,000 to the Sponsor. The promissory note was non-interest
bearing and payable on the earlier of (i) June 30, 2022 or (ii) the date on which the Company consummates a Business Combination. In June 2022, the Company amended the promissory note agreement to extend the maturity date to the earlier of (i) July 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of June 30, 2022, there was $150,000 outstanding under the note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.
Administrative Service Fee
Commencing on the date of the IPO, the Company began paying its Sponsor or an affiliate thereof up to $55,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the Company’s management team and other expenses and obligations of the Sponsor. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred an aggregate amount of $155,850 and $142,500, respectively, of administrative service fees. For the six months ended June 30, 2022 and 2021, the Company incurred an aggregate amount of $311,700 and $285,289, respectively, of administrative service fees. As of June 30, 2022, $105,000 was unpaid and recorded under due to related party.
Note 6 — Recurring Fair Value Measurements
Investments held in Trust Account
As of June 30, 2022, investment in the Company’s Trust Account consisted of money market funds investing in United States Treasury securities. All of the Company’s investments held in the Trust Account at June 30, 2022 are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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

Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$230,390,952	$230,390,952	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$2,999,200	$2,999,200	$—	$—
Warrant Liability – Private Placement Warrants	1,857,242	—	—	1,857,242

Total	$4,856,442	$2,999,200	$—	$1,857,242

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$613	$613	$—	$—
U.S. Treasury Securities held in Trust Account	230,054,674	230,054,674	—	—

	$230,055,287	$230,055,287	$—	$—

Liabilities
Warrant Liability – Public Warrants	$9,200,000	$9,200,000	$—	$—
Warrant Liability – Private Placement Warrants	6,165,022	—	—	6,165,022

Total	$15,365,022	$9,200,000	$—	$6,165,022

The fair value of the Public Warrants at June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $2,999,200 and $9,200,000.
The estimated fair value of the Private Placement Warrants on June 30, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per ordinary share equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Expected term (years)	5.08	5.46
Expected volatility	3.2%	14.2%
Risk-free interest rate	3.01%	1.30%
Ordinary share price	$9.88	9.86
Dividend yield	0.00%	0.00%
The following table sets forth a summary of the changes in the fair value of the warrant liability (Level 3) for the three and six months ended June 30, 2022:

Warrant Liability
Fair value as of January 1, 2022	$6,165,022
Change in fair value	(1,994,520)

Fair value as of March 31, 2022	4,170,502
Change in fair value	(2,313,260)

Fair value as of June 30, 2022	$1,857,242

The following table sets forth a summary of the changes in the fair value of the warrant liability (Level 3) for the three and six months ended June 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liabilities upon issuance at IPO	16,075,710
Change in fair value	876,171

Fair value as of March 31, 2021	16,951,881
Transfer out of Level 3 to Level 1	(9,315,564)
Change in fair value	(1,237,424)

Fair value as of June 30, 2021	$6,398,893

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
On February 23, 2021, the Company paid an underwriting discount of $4,600,000. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $8,050,000, upon the completion of the Company’s initial Business Combination. On May 19, 2022, the underwriters waived the deferred underwriting discount of $8,050,000, and thus the Company no longer owed such amount to the underwriters. The Company recorded a debt forgiveness income of $8,050,000 during the three and six months ended June 30, 2022.
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
On April 19, 2022, the Company and Semantix updated its analyst presentation in connection with a planned meeting with a research analyst from one of the underwriters that participated in Alpha Capital’s initial public offering.
For more information about the Business Combination Agreement and the proposed Semantix Business Combination, see the Definitive Proxy Statement filed with the SEC on July 11, 2022.
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
As of June 30, 2022, the Class A ordinary shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,958,716)
Class A ordinary shares issuance costs	(12,563,732)

Plus:
Accretion of carrying value to redemption value	22,913,400

Class A ordinary shares subject to possible redemption	$230,390,952

As of December 31, 2021, the Class A ordinary shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,958,716)
Class A ordinary shares issuance costs	(12,563,732)

Plus:
Accretion of carrying value to redemption value	22,522,448

Class A ordinary shares subject to possible redemption	$230,000,000

Note 9 — Shareholders’ Deficit
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021 there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares (the “Founder Shares”) issued and outstanding. The Founder Shares included an aggregate of up to 750,000 shares that were intended to be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis,
approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on February 23, 2021, the 750,000 shares are no longer subject to forfeiture.
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

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On August 1, 2022, Alpha Capital Acquisition Company, Alpha Capital Holdco Company, Alpha Merger Sub I Company, Alpha Merger Sub II Company, Alpha Merger Sub III Company, and Semantix Tecnologia em Sistema de Informação S.A. entered into a second amendment (the “BCA Second Amendment”) to the Business Combination Agreement, pursuant to which the Business Combination Agreement was revised to correct certain scrivener’s errors contained in the form of A&R Shareholders Agreement. In addition, the BCA Second Amendment also revised the list of Company shareholders that would be eligible to receive the Semantix Earn-Out Shares upon the achievement of certain price targets described in the Business Combination Agreement.
On August 2, 2022, the Company convened an extraordinary general meeting of shareholders (the “General Meeting”) to approve, among other things, the previously announced business combination of the Company and Semantix.
In connection with the shareholder vote at the General Meeting, the Company’s public shareholders had the right to elect to redeem all or a portion of their Class A ordinary shares for a per share price calculated in accordance with the Company’s organizational documents. The Company’s public shareholders holding 19,622,439 Class A ordinary shares validly elected to redeem their public shares as of 5:00 p.m., Eastern Time, on August 2, 2022.
On August 3, 2022, Semantix, Inc., a Cayman Island exempted company (formerly known as Alpha Capital Holdco Company) (“New Semantix”) and the Company issued a joint press release announcing the closing of the previously announced business combination pursuant to the Business Combination Agreement, and the listing of New Semantix’s ordinary shares and warrants on The Nasdaq Stock Market LLC.
On August 3, 2022, the outstanding promissory note of $150,000 was repaid to the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Alpha Capital Acquisition Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
For more information about the Business Combination Agreement and the proposed Semantix Business Combination, see our Definitive Proxy Statement filed with the SEC on July 11, 2022. Unless specifically stated, this Quarterly Report does not give effect to the proposed Semantix Business Combination and does not contain the risks associated with the proposed Semantix Business Combination. Such risks and effects relating to the proposed Semantix Business Combination are included in our Definitive Proxy Statement filed with the SEC on July 11, 2022. On August 3, 2022, Semantix, Inc., a Cayman Island exempted company (formerly known as Alpha Capital Holdco Company) (“New Semantix”) and the Company issued a joint press release announcing the closing of the previously announced business combination pursuant to the Business Combination Agreement, and the listing of New Semantix’s ordinary shares and warrants on The Nasdaq Stock Market LLC.
Results of Operations
Our entire activity since inception up to June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had net income of $12,258,550, which consisted of $310,655 in interest earned on marketable securities held in the Trust Account, $5,940,360 in change in fair value of warrants, and $8,050,000 in debt forgiveness income, offset by $2,042,465 in formation and operating costs.
For the three months ended June 30, 2021, we had net income of $990,709, which consisted of $17,443 in interest earned on marketable securities held in the Trust Account and $1,237,424 in change in fair value of warrants, offset by $264,158 in formation and operating costs,

For the six months ended June 30, 2022, we had net income of $15,500,893, which consisted of $335,665 in interest earned on marketable securities held in the Trust Account, $10,508,580 in change in fair value of warrants, and $8,050,000 in debt forgiveness income, offset by $3,393,352 in formation and operating costs.
For the six months ended June 30, 2021, we had net loss of $743,686, which consisted of $560,286 in formation and operating costs and $568,614 in issuance costs allocated to the warrant liabilities, offset by $23,961 in interest earned on marketable securities held in the Trust Account and $361,253 in change in fair value of warrants.
Liquidity and Going Concern
As of June 30, 2022, we had $16,520 in our operating bank account, and working capital deficit of $3,802,963.
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
On March 4, 2022, we issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The promissory note was non-interest
bearing and payable on the earlier of (i) June 30, 2022 or (ii) the date on which the Company consummates a Business Combination. In June 2022, the Company amended the promissory note agreement to extend the maturity date to the earlier of (i) July 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of June 30, 2022, there was $150,000 outstanding under the note. On August 3, 2022, the outstanding promissory note of $150,000 was repaid to the Sponsor.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through February 23, 2023, the scheduled liquidation date if we do not complete a Business Combination prior to such date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should us be unable to continue as a going concern. Management plans to alleviate the above doubt through the completion of a Business Combination prior to February 23, 2023.
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:
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
“Classification and Measurement of Redeemable Securities.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.
Net Income (Loss) Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 18,500,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did
not have any off-balance sheet arrangements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.
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
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter ended June 30, 2022, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments by continuing to recognize all public shares as temporary equity. We further improved this process by expanding and improving our review for complex securities and related accounting standards, enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
Unregistered Sales
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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

2.1	Amendment No. 1, dated April 13, 2022, to the Business Combination Agreement, dated as of November 16, 2021, by and among Alpha Capital Acquisition Company, Alpha Capital Holdco Company, Alpha Merger Sub I Company, Alpha Merger Sub II Company, Alpha Merger Sub III Company, and Semantix Tecnologia em Sistema de Informação S.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Capital Acquisition Company (File No. 001-40080) filed on April 13, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Dated: August 11, 2022